Form 10-K405
period 1997-12-31
PNC STUDENT LOAN TRUST I
filed 1998-03-31
CIK 1041263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    (Mark One)
        [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997
                                       OR
        [ ]    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
        For the transition period from               to
                                       -------------    ------------------


                      COMMISSION FILE NUMBER - 333-25433-01

                            PNC STUDENT LOAN TRUST I
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     36-4142114
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       C/O THE FIRST NATIONAL BANK OF CHICAGO, AS ELIGIBLE LENDER TRUSTEE
                      ONE FIRST NATIONAL PLAZA, SUITE 0216
                             CHICAGO, ILLINOIS 60670
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code - (312) 407-1892


   Securities registered pursuant to Section 12 (b) of the Act:     NONE

   Securities registered pursuant to Section 12 (g) of the Act:     NONE



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K. [ ]   NOT APPLICABLE


State the aggregate market value of the voting stock held by
non-affiliates of the registrant:                                   NONE


No documents are incorporated by reference into this Form 10-K (except certain exhibits included in Item 14).

         This Annual Report on Form 10-K for PNC Student Loan Trust I (the "Trust") is filed in reliance upon certain no action letters issued by the Office of the Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission (the "Commission") relating to similar trusts stating that the Commission will not object if the Trust files reports pursuant to
Section 13 and 15(d) of the Securities and Exchange Act of 1934 in the manner described in a letter dated July 1, 1997 to the Commission on behalf of the Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.


                                     PART I

ITEM 1.  BUSINESS

          Omitted.


ITEM 2.  PROPERTIES

         The property of the Trust includes a pool of guaranteed education loans (the "Financed Student Loans") to students and parents of students acquired by The First National Bank of Chicago as the Eligible Lender Trustee on behalf of the Trust from PNC Bank, N.A. ("PNC Bank"), collections and other payments with respect to the Financed Student Loans, monies on deposit in certain Trust accounts, and all of the Trust's rights under swap agreements into which the Trust entered. For more information regarding the property of the Trust, see (i) the Administrator's Annual Statement of Compliance (attached hereto as Exhibit 99.1) provided by PNC Bank as the Administrator of the Trust pursuant to Section
4.8 of the Transfer and Servicing Agreement dated as of June 25, 1997, as amended, among the Trust, PNC Bank, as Master Servicer and Administrator and The First National Bank of Chicago, as Eligible Lender Trustee (the "Transfer and Servicing Agreement"), and (ii) the Master Servicer's Annual Statement of Compliance (attached hereto as Exhibit 99.2) provided by PNC Bank as the Master Servicer of the Financed Student Loans owned by the Trust pursuant to Section
4.8 of the Transfer and Servicing Agreement.


ITEM 3.  LEGAL PROCEEDINGS

         The Registrant knows of no material pending legal proceedings involving the Trust or its property.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Except as provided below, no matters were submitted to either the Certificateholders or the Noteholders for a vote or consent during the period covered by this Annual Report. On June 25, 1997, the Certificateholders unanimously consented to Amendment No. 1 dated as of June 25, 1997 to the Trust Agreement dated as of March 27, 1997.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At December 31, 1997, there were two beneficial and registered holders of the Trust's Asset Backed Certificates: (i) PNC Bank and (ii) Amacar Investments L.L.C. There is no established public market in which such Certificates are traded.


ITEM 6.  SELECTED FINANCIAL DATA
         Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Omitted.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Nothing to report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted.


ITEM 11. EXECUTIVE COMPENSATION

         Omitted.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1997, the Trust's Asset Backed Certificates were registered in the names of Amacar Investments L.L.C. and PNC Bank. Listed below are further details, including the percentage ownership of such Certificates.



                              Name and Address of           Amount and nature of
Title of Class                Beneficial Owner              Beneficial Ownership         Percent of Class
--------------------------    -------------------           --------------------         ----------------
PNC Student Loan              Amacar Investments
   Trust I - Asset Backed        L.L.C.                     $951.00                      95.1%
   Certificates               6707 Fairview Road            Principal amount of
                              Suite D                       Certificates
                              Charlotte, NC 28210

                              PNC Bank, N. A.               $49.00                       4.9%
                              One PNC Plaza                 Principal amount of
                              249 Fifth Avenue              Certificates
                              Pittsburgh, PA 15222-2707

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Nothing to report.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         Reports on Form 8-K

                   Current Reports on Form 8-K, reporting under Items 5 and 7, were filed with the Commission on July 1, 1997, July 25, 1997, August 25, 1997, September 25, 1997, October 27, 1997, November 25, 1997 and December 26, 1997.

         Exhibits

                  The exhibits listed on the Exhibit Index on pages 5 and 6 of this Form 10-K are filed herewith or are incorporated herein by reference.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                         PNC Student Loan Trust I
                                         (Registrant)

                                         By:  PNC Bank, National Association
                                         (not in its individual capacity but
                                         solely as Administrator)

                                         By:  /s/ Bryan W. Ridley
                                             --------------------------
                                         Bryan W. Ridley
                                         Senior Vice President


Dated March 31, 1998

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders or Noteholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders or Noteholders subsequent to the filing of this report.

                                  EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION

4.1 Indenture dated as of March 27, 1997, as amended as of June 25, 1997, between the Trust and Bankers Trust Company as the Indenture Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 20, 1997 at File No. 333-25433-01.

4.2 Second Terms Supplement to Indenture (including forms of Notes) dated as of June 25, 1997, between the Trust and Bankers Trust Company as the Indenture Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated June 20, 1997 at File No. 333-25433-01.

4.3 Trust Agreement dated as of March 27, 1997, among PNC Bank, N.A., as the Depositor, The First National Bank of Chicago as the Eligible Lender Trustee and First Chicago Delaware, Inc., as the Delaware Trustee, incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.4 Amendment No. 1 to Trust Agreement dated as of June 25, 1997, incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated June 20, 1997 at File No. 333-25433-01.

4.5 Transfer and Servicing Agreement dated as of June 25, 1997, among the Trust, PNC Bank, N.A., as the Transferor, Master Servicer and Administrator and the First National Bank of Chicago as the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated June 20, 1997 at File No. 333-25433-01.

4.6 International Swap Dealers Association, Inc. Master Agreement and Schedule thereto and Confirmations (re: Class A-3 Notes, Class A-4 Notes and Class A-6 Notes) between the Trust and Morgan Guaranty Trust Company of New York as Swap Counterparty, incorporated by reference to
          Exhibit 4.6 to Current Report on Form 8-K dated June 20, 1997 at File No. 333-25433-01.

4.7 International Swap Dealers Association, Inc. Master Agreement and Schedule thereto and Confirmations (re: Class A-2 Notes, Class A-5 Notes and Class A-7 Notes) between the Trust and Deutsche Bank AG New York Branch as Swap Counterparty, incorporated by reference to Exhibit
          4.7 to Current Report on Form 8-K dated June 20, 1997 at File No. 333-25433-01.

4.8 Guarantee Agreement with the California Student Aid Commission, incorporated by reference to Exhibit 4.6 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.9 Guarantee Agreement with the Florida Department of Education, incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.10 Guarantee Agreement with the Georgia Higher Education Assistance Corporation, incorporated by reference to Exhibit 4.8 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.11 Guarantee Agreement with the Great Lakes Higher Education Corporation, incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

                                  EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION

4.12 Guarantee Agreement with the Illinois Student Assistance Commission, incorporated by reference to Exhibit 4.10 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.13 Guarantee Agreement with the Kentucky Higher Education Assistance Authority, incorporated by reference to Exhibit 4.11 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.14 Guarantee Agreement with the Michigan Higher Education Assistance Authority, incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.15 Guarantee Agreement with the New Jersey Higher Education Assistance Authority, incorporated by reference to Exhibit 4.13 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.16 Guarantee Agreement with the New Mexico Student Loan Guarantee Corporation, incorporated by reference to Exhibit 4.14 to Amendment No. 2 Registration Statement on Form S-3 at File No. 333-25433-01.

4.17 Guarantee Agreement with the Pennsylvania Higher Education Assistance Agency, incorporated by reference to Exhibit 4.15 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

4.18 Guarantee Agreement with the United Student Aid Funds, Inc., incorporated by reference to Exhibit 4.16 to Amendment No. 2 to Registration Statement on Form S-3 at File No. 333-25433-01.

10.1 Administration Agreement dated as of March 27, 1997, among the Trust, PNC Bank, N.A., as the Administrator, The First National Bank of Chicago as the Eligible Lender Trustee and Bankers Trust Company as the Indenture Trustee, incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Registration Statement on Form S-3 at File No. 333-25433-01.

99.1      Administrator's Annual Statement of Compliance, filed herewith.

99.2      Master Servicer's Annual Statement of Compliance, filed herewith.

99.3 Independent Accountant's Report, together with the Report of Management, filed herewith.

99.4      Aggregated Report Information